Form 10-Q
period 2018-09-30
ARYA SCIENCES ACQUISITION CORP.
filed 2018-11-19
CIK 1746037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

ARYA SCIENCES ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-746037	98-1436307
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

51 Astor Place, 10th Floor New York, NY	10003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 284-2300

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

As of November 19, 2018, 14,375,000 Class A ordinary shares, par value $0.0001 per share, and 3,593,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ARYA SCIENCES ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2018

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Unaudited Condensed Balance Sheet as of September 30, 2018	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2018 and for the period from June 29, 2018 (inception) through September 30, 2018	2

	Unaudited Condensed Statement of Changes in Shareholders’ Equity for the period from June 29, 2018 (inception) through September 30, 2018	3

	Unaudited Condensed Statement of Cash Flows for the period from June 29, 2018 (inception) through September 30, 2018	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ARYA SCIENCES ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2018

Assets:
Current assets:
Prepaid expenses	$23,200
Total current assets	23,200
Deferred offering costs associated with the initial public offering	368,784
Total assets	$391,984

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$34,500
Accrued expenses	231,400
Note payable - related party	103,436
Total current liabilities	369,336

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding (1)	359
Additional paid-in capital	24,641
Accumulated deficit	(2,352)
Total shareholders' equity	22,648
Total Liabilities and Shareholders' Equity	$391,984

(1)	This number includes up to 468,750 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On October 10, 2018, the underwriters exercised the over-allotment option in full; thus, these shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Period From June 29, 2018 (inception) through
	September 30, 2018	September 30, 2018
Formation and operating costs	$1,092	$2,352
Net loss	$(1,092)	$(2,352)

Weighted average number of Class B shares outstanding, basic and diluted (1)	3,125,000	3,125,000
Basic and diluted net loss per Class B ordinary share	$(0.00)	$(0.00)

(1)	This number excludes an aggregate of up to 468,750 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On October 10, 2018, the underwriters exercised the over-allotment option in full; thus, these shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP.

UNADUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM JUNE 29, 2018 (INCEPTION) THROUGH SEPTEMBER 30, 2018

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - June 29, 2018 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	3,593,750	359	24,641	-	25,000
Net loss	-	-	-	-	-	(2,352)	(2,352)
Balance - September 30, 2018 (unaudited)	-	$-	3,593,750	$359	$24,641	$(2,352)	$22,648

(1)	This number includes up to 468,750 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On October 10, 2018, the underwriters exercised the over-allotment option in full; thus, these shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

ARYA SCIENCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 29, 2018 (INCEPTION) THROUGH SEPTEMBER 30, 2018

Cash Flows from Operating Activities:
Net loss	$(2,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by Sponsor in exchange for issuance of Class B ordinary shares	2,352
Net cash used in operating activities	-

Net change in cash	-

Cash - beginning of the period	-
Cash - end of the period	$-

Supplemental disclosure of noncash activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$22,648
Deferred offering costs included in accounts payable	$11,300
Deferred offering costs included in accrued expenses	$231,400
Deferred offering costs paid by Sponsor under note payable	$103,436
Prepaid expenses included in accounts payable	$23,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

ARYA Sciences Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated on June 29, 2018 (date of inception) as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location, it intends to focus on industries that complement its management team’s background, and to capitalize on the ability of its management team to identify and acquire a business, focusing on the healthcare or healthcare related industries. In particular, the Company will target North American or European companies in the biotech, pharmaceutical, medical device and therapeutics subsectors where its management has extensive investment experience. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2018, the Company had not commenced any operations. All activity for the period from June 29, 2018 (date of inception) to September 30, 2018 relates to the Company’s formation and the preparation for the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is ARYA Sciences Holdings, a Cayman Islands exempted limited company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 4, 2018. On October 10, 2018, the Company consummated the Initial Public Offering, and offered and sold 14,375,000 units (each, a “Unit” and collectively, the “Units”) for $10.00 per Unit, which is discussed in Note 3, generating gross proceeds of $143.75 million, and incurring offering costs of approximately $9.2 million, inclusive of approximately $4.672 million in deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 5,953,125 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, to the Sponsor, generating gross proceeds of approximately $5.95 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $143.75 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and will only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account as described below.

Upon closing of the Initial Public Offering and the Private Placement, the Company had approximately $1.3 million in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of its outstanding Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”), sold in the Initial Public Offering (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined in Note 3) upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares acquired by them in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Company’s amended and restated memorandum and articles of association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below), unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or October 10, 2020 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only the $10.00 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by third parties, including any vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all third parties, including vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from June 29, 2018 (inception) through September 30, 2018 are not necessarily indicative of the results that may be expected through December 31, 2018.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on October 9, 2018 and with the audited balance sheet included in the Form 8-K filed by the Company with the SEC on October 16, 2018.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At September 30, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Deferred offering Costs

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering in October 2018.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2018. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts were accrued for interest and penalties for the period from June 29, 2018 (date of inception) to September 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company may be subject to potential examination by U.S. federal, U.S. state or foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule became effective on November 5, 2018. The Company anticipates its first presentation of changes in shareholders' equity, in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On October 10, 2018, the Company sold 14,375,000 Units at a price of $10.00 per Unit in the Initial Public Offering. Each Unit consists of one Class A ordinary share (such Class A ordinary shares included in the Units being offered, the “Public Shares”), and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 — Related Party Transactions

Founder Shares

On July 5, 2018, the Sponsor paid $25,000 to cover certain expenses and offering costs on behalf of the Company in consideration of 3,593,750 shares (the “Founder Shares”) of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”). Prior to the consummation of the Initial Public Offering, the Sponsor transferred 30,000 Founder Shares to each of Kevin Conroy, Dr. Todd Wider and Dr. David Hung, the Company’s independent director nominees. The Founder Shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 6. The Sponsor had agreed to forfeit up to 468,750 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On October 10, 2018, the underwriters exercised the over-allotment option in full; thus, these Founder Shares were no longer subject to forfeiture.

The initial shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased 5,953,125 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating proceeds of approximately $5.953 million in the Private Placement.

Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On July 5, 2018, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2018 or the completion of the Initial Public Offering. As of September 30, 2018, the Sponsor paid for an aggregate of approximately $103,000 to cover for expenses on the Company’s behalf under the Note. On October 10, 2018, the Company repaid the Note in full and advanced an additional $1,524 to the Sponsor. The Sponsor repaid this advance back to the Company on October 12, 2018.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2018, there were no outstanding Working Capital Loans under this arrangement.

Administrative Support Agreement

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support.

Private Placement of Ordinary Shares

The Sponsor has indicated an interest to purchase up to $25 million of the Company’s ordinary shares in a private placement that would occur concurrently with the consummation of the initial Business Combination. The funds from such private placement would be used as part of the consideration to the sellers in the initial Business Combination, and any excess funds from such private placement would be used for working capital in the post-transaction company. However, because indications of interest are not binding agreements or commitments to purchase, the Sponsor may determine not to purchase any such shares, or to purchase fewer shares than it indicated an interest in purchasing. Furthermore, the Company is not under any obligation to sell any such shares.

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Commitments & Contingencies

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares into Class A ordinary shares) pursuant to a registration and shareholder rights agreement entered into in connection with the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration and shareholder rights. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,875,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. The underwriters exercised this option in full on October 10, 2018.

The underwriters were entitled to an underwriting discount of $0.275 per Unit, or approximately $3.953 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.325 per Unit, or approximately $4.672 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6 — Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. As of September 30, 2018, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to vote, except as required by law. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2018, there were 3,593,750 Class B ordinary shares outstanding. Of the 3,593,750 Class B ordinary shares outstanding, up to 468,750 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On October 10, 2018, the underwriters exercised the over-allotment option in full; thus, these Founder Shares were no longer subject to forfeiture.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20.0% of the sum of (i) the total number of Class A ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the sum of (a) the total number of Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination or any warrants issued to the Sponsor upon conversion of Working Capital Loans), minus (b) the number of Public Shares redeemed by Public Shareholders in connection with the initial Business Combination.

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2018, there were no preference shares issued or outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective by the sixtieth (60th) day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may call the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported closing price of the ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrant shares. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred through November 16, 2018, the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “ARYA Sciences Acquisition Corp.,” “our,” “us” or “we” refer to ARYA Sciences Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated on June 29, 2018 (date of inception) as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus on industries that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business, focusing on the healthcare or healthcare related industries. In particular, we will target North American or European companies in the biotech, pharmaceutical, medical device and therapeutics subsectors where its management has extensive investment experience. Our Sponsor is ARYA Sciences Holdings, a Cayman Islands exempted limited company.

The registration statement for our Initial Public Offering was declared effective on October 4, 2018. On October 10, 2018, we consummated the Initial Public Offering of 14,375,000 Units at $10.00 per Unit, generating gross proceeds of $143.75 million, and incurring offering costs of approximately $9.2 million, inclusive of approximately $4.7 million in deferred underwriting commissions. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private of 5,953,125 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of approximately $5.95 million. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share.

Upon the closing of the Initial Public Offering and Private Placement, $143.75 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in the Trust Account, located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and will only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account. Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied toward consummating an initial Business Combination.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or October 10, 2020, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay for our income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, at September 30, 2018, we had no cash in our operating bank account, and working capital deficit of approximately $346,000. Upon closing of the Initial Public Offering, we had approximately $1.3 million held outside of the Trust Account.

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor and a commitment from our Sponsor to loan up to $300,000 to us to cover our expenses in connection with this offering. As of September 30, 2018, our Sponsor paid for an aggregate of approximately $103,000 to cover for expenses on our behalf under the note agreement. On October 10, 2018, we repaid the note in full and advanced an additional $1,524 to the Sponsor. The Sponsor repaid this advance back to us on October 12, 2018.

Results of Operations

Our entire activity since inception up to September 30, 2018 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2018 and for the period from June 29, 2018 (inception) through September 30, 2018, we had net loss of approximately $1,100 and $2,400, respectively, which consisted solely of formation and operating costs.

Related Party Transactions

Founder Shares

On July 5, 2018, our Sponsor paid $25,000 to cover certain expenses and offering costs on behalf of our company in consideration of 3,593,750 Class B ordinary shares, par value $0.0001 per share. Prior to the consummation of the Initial Public Offering, our Sponsor transferred 30,000 Founder Shares to each of Kevin Conroy, Dr. Todd Wider and Dr. David Hung, our independent directors. The Founder Shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination and are subject to certain transfer restrictions. Our Sponsor had agreed to forfeit up to 468,750 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On October 10, 2018, the underwriters exercised the over-allotment option in full; thus, these Founder Shares were no longer subject to forfeiture.

The initial shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, our Sponsor purchased 5,953,125 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating proceeds of approximately $5.953 million in the Private Placement.

Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by our Sponsor or its permitted transferees.

Our Sponsor and our officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On July 5, 2018, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2018 or the completion of the Initial Public Offering. As of September 30, 2018, our Sponsor paid for an aggregate of approximately $103,000 to cover for expenses on our behalf under the Note. On October 10, 2018, we repaid the Note in full and advanced an additional $1,524 to the Sponsor. The Sponsor repaid this advance back to us on October 12, 2018.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2018, there were no outstanding Working Capital Loans under this arrangement.

Administrative Support Agreement

We have agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support.

Private Placement of Ordinary Shares

Our Sponsor has indicated an interest to purchase up to $25 million of our ordinary shares in a private placement that would occur concurrently with the consummation of the initial Business Combination. The funds from such private placement would be used as part of the consideration to the sellers in the initial Business Combination, and any excess funds from such private placement would be used for working capital in the post-transaction company. However, because indications of interest are not binding agreements or commitments to purchase, our Sponsor may determine not to purchase any such shares, or to purchase fewer shares than it indicated an interest in purchasing. Furthermore, we are not under any obligation to sell any such shares.

Contractual Obligations

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares into Class A ordinary shares) pursuant to a registration and shareholder rights agreement to be entered into upon consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration and shareholder rights. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,875,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. The underwriters exercised this option in full on October 10, 2018.

The underwriters were entitled to an underwriting discount of $0.275 per Unit, or approximately $3.953 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.325 per Unit, or approximately $4.672 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2018, we were not subject to any market or interest rate risk.  Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct US government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus and Current Report on Form 8-K filed with the SEC on October 9, 2018 and October 16, 2018, respectively, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Use of Proceeds

In connection with the Initial Public Offering, we incurred offering costs of approximately $9.2 million (including underwriting commissions of approximately $4.0 million and deferred underwriting commissions of approximately $4.7 million). Other incurred offering costs consisted principally preparation fees related to the Initial Public Offering. The Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to a promissory note. This loan is non-interest bearing and payable on the earlier of December 31, 2018 or the completion of the Initial Public Offering. On October 10, 2018, we repaid the Note in full and advanced an additional $1,524 to the Sponsor. The Sponsor repaid this advance back to us on October 12, 2018.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $4.672 million in underwriting discounts and commissions, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $143.75 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and are invested in U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Promissory Note, dated as of July 5, 2018, issued to the Sponsor (1)

10.2	Securities Subscription Agreement, dated July 5, 2018 (1)

10.3	Amended and Restated Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, dated November 19, 2018.

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-227283) filed with the SEC on September 11, 2018

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of November, 2018.

ARYA SCIENCES ACQUISITION CORP.

By:	/s/ Adam Stone
Name: Adam Stone
Title: Chief Executive Officer and Director