Form 10-Q
period 2019-03-31
ARYA SCIENCES ACQUISITION CORP.
filed 2019-05-13
CIK 1746037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Class A ordinary shares included as part of the units	ARYA	The NASDAQ Stock Market LLC
Warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	ARYAW	The NASDAQ Stock Market LLC
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	ARYAU	The NASDAQ Stock Market LLC

As of May 13, 2019, 14,375,000 Class A ordinary shares, par value $0.0001 per share, and 3,593,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ARYA SCIENCES ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2019

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ARYA SCIENCES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$1,075,870	$1,198,306
Prepaid expenses	150,843	133,966
Total current assets	1,226,713	1,332,272
Cash and investments held in Trust Account	145,360,619	144,488,284
Total assets	$146,587,332	$145,820,556

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$10,000	$-
Accrued expenses	43,011	5,000
Total current liabilities	53,011	5,000
Deferred underwriting commissions	4,671,875	4,671,875
Total liabilities	4,724,886	4,676,875

Commitments

Class A ordinary shares, $0.0001 par value; 13,686,244 and 13,614,368 shares subject to possible redemption at redemption value at March 31, 2019 and December 31, 2018, respectively	136,862,440	136,143,680

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 688,756 and 760,632 shares issued and outstanding (excluding 13,686,244 and 13,614,368 shares subject to possible redemption) at March 31, 2019 and December 31, 2018, respectively	69	76
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding at March 31, 2019 and December 31, 2018	359	359
Additional paid-in capital	3,654,213	4,372,966
Retained earnings	1,345,365	626,600
Total shareholders' equity	5,000,006	5,000,001
Total Liabilities and Shareholders' Equity	$146,587,332	$145,820,556

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

ARYA SCIENCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the three months ended
March 31, 2019
General and administrative costs	$153,570
Loss from operations	(153,570)
Investment income on Trust Account	872,335
Net income	$718,765

Weighted average shares outstanding of Class A ordinary shares	14,375,000
Basic and diluted net income per share, Class A	$0.06
Weighted average shares outstanding of Class B ordinary shares	3,593,750
Basic and diluted net loss per share, Class B	$(0.04)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

ARYA SCIENCES ACQUISITION CORP.

UNADUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the three months ended March 31, 2019
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2018	760,632	$76	3,593,750	$359	$4,372,966	$626,600	$5,000,001
Ordinary shares subject to possible redemption	(71,876)	(7)	-	-	(718,753)	-	(718,760)
Net income	-	-	-	-	-	718,765	718,765
Balance - March 31, 2019 (unaudited)	688,756	$69	3,593,750	$359	$3,654,213	$1,345,365	$5,000,006

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

ARYA SCIENCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the three months ended
March 31, 2019
Cash Flows from Operating Activities:
Net income	$718,765
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investment held in Trust Account	(872,335)
Changes in operating assets and liabilities:
Prepaid expenses	(16,877)
Accounts payable	10,000
Accrued expenses	38,011
Net cash used in operating activities	(122,436)

Net change in cash	(122,436)

Cash - beginning of the period	1,198,306
Cash - end of the period	$1,075,870

Supplemental disclosure of noncash activities:
Value of Class A ordinary shares subject to possible redemption	$718,760

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

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

As of March 31, 2019, the Company had not commenced any operations. All activity for the period from June 29, 2018 (inception) to March 31, 2019 relates to the Company’s formation, the preparation for the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and investments from the proceeds derived from the Initial Public Offering.

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

Liquidity and Capital Resources

At March 31, 2019, the Company had approximately $1.1 million in its operating bank account, and working capital of approximately $1.2 million, and approximately $1.6 million of interest income available to pay income taxes.

The Company’s liquidity needs were satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor and a commitment from the Sponsor to loan up to $300,000 to the Company to cover the Company’s expenses in connection with the Initial Public Offering. The Sponsor paid for an aggregate of approximately $148,000 for expenses on the Company’s behalf under the Note. On October 10, 2018, the Company repaid the note in full and advanced an additional $1,524 to the Sponsor. The Sponsor repaid this advance back to the Company on October 12, 2018. Subsequent to the consummation of the Intial Public Offering, the Company received approximately $1.6 million from the net proceeds of the Private Placement not held in the Trust Account for working capital needs.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of an initial Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected through December 31, 2019.

The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2019.

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of Estimates

The preparation of the unaudited interim condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs that were directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2019 and December 31, 2018, 13,686,244 and 13,614,368 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and Private Placement to purchase 13,140,625 Class A ordinary shares of the Company in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operation includes a presentation of income per share for Class A ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account of approximately $872,000, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Public Shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

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

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2019 and December 31, 2018. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts were accrued for interest and penalties at March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. state or foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, deferred tax assets and income taxes are not reflected in the Company’s unaudited interim condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited interim condensed financial statements.

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

Related Party Loans

On July 5, 2018, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2018 or the completion of the Initial Public Offering. The Sponsor paid for an aggregate of approximately $148,000 to cover for expenses on the Company’s behalf under the Note. On October 10, 2018, the Company repaid the Note in full and advanced an additional $1,524 to the Sponsor. The Sponsor repaid this advance back to the Company on October 12, 2018.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2019 and December 31, 2018, there were no outstanding Working Capital Loans under this arrangement.

Administrative Support Agreement

The Company agreed, commencing on the effective date of the Initial Public Offering in October 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company recognized $30,000 in expenses incurred in connection with the aforementioned arrangements with the related parties on the Statement of Operations for the three months ended March 31, 2019.

Private Placement of Ordinary Shares

The Sponsor has indicated an interest to purchase up to $25.0 million of the Company’s ordinary shares in a private placement that would occur concurrently with the consummation of the initial Business Combination. The funds from such private placement would be used as part of the consideration to the sellers in the initial Business Combination, and any excess funds from such private placement would be used for working capital in the post-transaction company. However, because indications of interest are not binding agreements or commitments to purchase, the Sponsor may determine not to purchase any such shares, or to purchase fewer shares than it indicated an interest in purchasing. Furthermore, the Company is not under any obligation to sell any such shares.

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

Note 6 — Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. As of March 31, 2019 and December 31, 2018, there were 14,375,000 Class A ordinary shares issued or outstanding, including 13,686,244 and 13,614,368 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to vote, except as required by law. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2019 and December 31, 2018, there were 3,593,750 Class B ordinary shares outstanding.

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

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2019 and December 31, 2018, there were no preference shares issued or outstanding.

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2019

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and investment held in Trust Account	$145,360,619	-	-

December 31, 2018

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and investment held in Trust Account	$144,488,284	-	-

At March 31, 2019 and December 31, 2018, approximately $696 of the balance held in the Trust Account was held in cash at both periods.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited interim condensed financial statements were available to be issued. Based upon this review, the Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the unaudited interim condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “ARYA Sciences Acquisition Corp.,” “our,” “us” or “we” refer to ARYA Sciences Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated on June 29, 2018 (inception) as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we focus on industries that complement our management team’s background, and in our search for targets for our Business Combination seek to capitalize on the ability of our management team to identify and acquire a business, focusing on the healthcare or healthcare related industries. In particular, we are targeting North American or European companies in the biotech, pharmaceutical, medical device and therapeutics subsectors where our management has extensive investment experience. Our Sponsor is ARYA Sciences Holdings, a Cayman Islands exempted limited company.

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

Liquidity and Capital Resources

At March 31, 2019, we had approximately $1.1 million in our operating bank account, and working capital of approximately $1.2 million, and approximately $1.6 million of interest available to pay income taxes.

Our liquidity needs were satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor and a commitment from our Sponsor to loan up to $300,000 to us to cover the Company’s expenses in connection with the Initial Public Offering. Our sponsor paid for an aggregate of approximately $148,000 to cover for expenses on our behalf under the Note. On October 10, 2018, we repaid the Note in full and advanced an additional $1,524 to our Sponsor. Our Sponsor repaid this advance back to us on October 12, 2018. Subsequent to the consummation of the Intial Public Offering, we received approximately $1.6 million from the net proceeds of the Private Placement not held in the Trust Account for working capital needs.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of an initial Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination.

Critical Accounting Policy

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2019 and December 31, 2018, 13,686,244 and 13,614,368 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. We have not considered the effect of warrants sold in the Initial Public Offering and Private Placement to purchase 13,140,625 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our statement of operation includes a presentation of income per share for Class A ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account of approximately $872,000, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Public Shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Results of Operations

All activity up to March 31, 2019 was in preparation for our formation, the Initial Public Offering and, since the closing of our Initial Public Offering, a search for initial Business Combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2019, we had net income of approximately $719,000, which consisted of approximately $872,000 in investment income, offset by approximately $153,000 in general and administrative costs.

Contractual Obligations

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and Public Warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the founder shares, only after conversion of such shares into Class A ordinary shares) pursuant to a registration and shareholder rights agreement to be entered into upon consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration and shareholder rights. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2019, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct US government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Use of Proceeds

In connection with the Initial Public Offering, we incurred offering costs of approximately $9.2 million (including underwriting commissions of approximately $4.0 million and deferred underwriting commissions of approximately $4.7 million). Other incurred offering costs consisted principally preparation fees related to the Initial Public Offering. The Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the earlier of December 31, 2018 or the completion of the Initial Public Offering. On October 10, 2018, we repaid the Note in full and advanced an additional $1,524 to the Sponsor. The Sponsor repaid this advance back to us on October 12, 2018.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May, 2019.

ARYA SCIENCES ACQUISITION CORP.

By:	/s/ Adam Stone
Name:	Adam Stone
Title:	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael Altman
Name:	Michael Altman
Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)