Form 10-Q
period 2019-06-30
ARYA SCIENCES ACQUISITION CORP.
filed 2019-08-12
CIK 1746037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

ARYA SCIENCES ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-38688	98-1436307
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

51 Astor Place, 10th Floor New York, NY		10003
(Address of principal executive offices)		(Zip Code)

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

As of August 12, 2019, 14,375,000 Class A ordinary shares, par value $0.0001 per share, and 3,593,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ARYA SCIENCES ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ARYA SCIENCES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$1,015,506	$1,198,306
Prepaid expenses	114,384	133,966

Total current assets	1,129,890	1,332,272
Investments held in Trust Account	146,305,986	144,488,284

Total assets	$147,435,876	$145,820,556

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,381	$—
Accrued expenses	43,012	5,000

Total current liabilities	44,393	5,000
Deferred underwriting commissions	4,671,875	4,671,875

Total liabilities	4,716,268	4,676,875

Commitments

Class A ordinary shares, $0.0001 par value; 13,771,960 and 13,614,368 shares subject to possible redemption at redemption value at June 30, 2019 and December 31, 2018, respectively	137,719,600	136,143,680

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 603,040 and 760,632 shares issued and outstanding (excluding 13,771,960 and 13,614,368 shares subject to possible redemption) at June 30, 2019 and December 31, 2018, respectively	60	76

Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding at June 30, 2019 and December 31, 2018	359	359
Additional paid-in capital	2,797,062	4,372,966
Retained earnings	2,202,527	626,600

Total shareholders’ equity	5,000,008	5,000,001

Total Liabilities and Shareholders’ Equity	$147,435,876	$145,820,556

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

ARYA SCIENCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended	For the six months ended
	June 30, 2019	June 30, 2019
General and administrative costs	$88,205	$241,775

Loss from operations	(88,205)	(241,775)
Investment income on Trust Account	945,367	1,817,702

Net income	$857,162	$1,575,927

Weighted average shares outstanding of Class A ordinary shares	14,375,000	14,375,000

Basic and diluted net income per share, Class A	$0.07	$0.13

Weighted average shares outstanding of Class B ordinary shares	3,593,750	3,593,750

Basic and diluted net loss per share, Class B	$(0.02)	$(0.07)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

ARYA SCIENCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the six months ended June 30, 2019
	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2018	760,632	$76	3,593,750	$359	$4,372,966	$626,600	$5,000,001

Ordinary shares subject to possible redemption	(71,876)	(7)	—	—	(718,753)	—	(718,760)
Net income	—	—	—	—	—	718,765	718,765

Balance - March 31, 2019 (unaudited)	688,756	$69	3,593,750	$359	$3,654,213	$1,345,365	$5,000,006

Ordinary shares subject to possible redemption	(85,716)	(9)	—	—	(857,151)	—	(857,160)
Net income	—	—	—	—	—	857,162	857,162

Balance - June 30, 2019 (unaudited)	603,040	$60	3,593,750	$359	$2,797,062	$2,202,527	$5,000,008

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

ARYA SCIENCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2019
Cash Flows from Operating Activities:
Net income	$1,575,927
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investment held in Trust Account	(1,817,702)
Changes in operating assets and liabilities:
Prepaid expenses	19,582
Accounts payable	1,381
Accrued expenses	38,012

Net cash used in operating activities	(182,800)

Net change in cash	(182,800)

Cash - beginning of the period	1,198,306

Cash - end of the period	$1,015,506

Supplemental disclosure of noncash activities:
Value of Class A ordinary shares subject to possible redemption	$1,575,920

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization, Business Operations and Basis of Presentation

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

As of June 30, 2019, the Company had not commenced any operations. All activity for the period from June 29, 2018 (inception) to June 30, 2019 relates to the Company’s formation, the preparation for the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and investments from the proceeds derived from the Initial Public Offering. The Company had no operating activities during the period from June 29, 2018 (inception) to June 30, 2018.

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

The Company will provide the holders of its outstanding Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”), sold in the Initial Public Offering (the “Public Shareholders”) with the opportunity to redeem all

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

or a portion of their Public Shares (as defined in Note 3) upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares acquired by them in connection with the completion of a Business Combination.

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

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected through December 31, 2019. The Company had no activities during the period from June 29, 2018 (inception) to June 30, 2018.

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

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

At June 30, 2019, the Company had approximately $1.0 million in its operating bank account, and working capital of approximately $1.1 million. The Company’s liquidity needs have been satisfied to date through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, approximately $148,000 pursuant to a note payable to related parties, and certain of the proceeds of the Private Placement not held in the Trust Account. The Company repaid the note back to the Sponsor in October 2018.

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

Note 2 — Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on its cash accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s investments held in Trust Account consists entirely of U.S government securities with an original maturity of 180 days or less.

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

Offering Costs

Offering costs of approximately $9.2 million consist of legal, accounting, underwriting fees and other costs that were directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares subject to possible redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2019 and December 31, 2018, 13,771,960 and 13,614,368 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s statement of operation includes a presentation of income per share for Class A ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares for the three and six months ended June 30, 2019 was calculated by dividing the interest income earned on the Trust Account of approximately $945,000 and $1.8 million, respectively, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Public Shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

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

As of June 30, 2019 and December 31, 2018, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2019 and December 31, 2018, there were no outstanding Working Capital Loans under this arrangement.

Administrative Support Agreement

The Company agreed, commencing on the effective date of the Initial Public Offering in October 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company recognized $30,000 and $60,000 in expenses incurred in connection with the aforementioned arrangements with the related parties on the Statement of Operations for the three and six months ended June 30, 2019, respectively.

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

Note 6 — Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. As of June 30, 2019 and December 31, 2018, there were 14,375,000 Class A ordinary shares issued or outstanding, including 13,771,960 and 13,614,368 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to vote, except as required by law. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2019 and December 31, 2018, there were 3,593,750 Class B ordinary shares outstanding.

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

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2019 and December 31, 2018, there were no preference shares issued or outstanding.

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

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company may call the Public Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

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

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$146,305,986	—	—

December 31, 2018

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$144,488,284	—	—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy for the three and six months ended June 30, 2019. Level 1 instruments include investments U.S. Treasury securities with an original maturity of 180 days or less.

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

Liquidity and Capital Resources

At June 30, 2019, we had approximately $1.0 million in our operating bank account, and a working capital of approximately $1.1 million.

Our liquidity needs have been satisfied to date through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor, approximately $148,000 pursuant to a note payable to related parties, and certain of the proceeds of the Private Placement not held in the Trust Account. We repaid the note to the Sponsor in October 2018.

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

Critical Accounting Policy

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2019 and December 31, 2018, 13,771,960 and 13,614,368 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

Our statement of operation includes a presentation of income per share for Class A ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares for the three and six months was calculated by dividing the interest income earned on the Trust Account of approximately $945,000 and $1.8 million, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Public Shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

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

As of June 30, 2019 and December 31, 2018, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Results of Operations

All activity up to June 30, 2019 was in preparation for our formation, the Initial Public Offering and, since the closing of our Initial Public Offering, a search for initial Business Combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2019, we had net income of approximately $857,000, which consisted of approximately $945,000 in investment income, offset by approximately $88,000 in general and administrative costs.

For the six months ended June 30, 2019, we had net income of approximately $1.6 million, which consisted of approximately $1.8 million in investment income, offset by approximately $242,000 in general and administrative costs.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of August, 2019.

ARYA SCIENCES ACQUISITION CORP.

By:	/s/ Adam Stone
Name:	Adam Stone
Title:	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael Altman
Name:	Michael Altman
Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)