Form 10-Q
period 2019-09-30
ARYA SCIENCES ACQUISITION CORP.
filed 2019-11-13
CIK 1746037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 13, 2019, 14,375,000 Class A ordinary shares, par value $0.0001 per share, and 3,593,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ARYA SCIENCES ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2019

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2019 and 2018, for the nine months ended September 30, 2019, and for the period from June 29, 2018 (inception) through September 30, 2018	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2019 and for the period from June 29, 2018 (inception) through September 30, 2018	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2019 and for the period from June 29, 2018 (inception) through September 30, 2018	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	20

Item 6.	Exhibits	20

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ARYA SCIENCES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$963,318	$1,198,306
Prepaid expenses	81,258	133,966

Total current assets	1,044,576	1,332,272
Marketable securities held in Trust Account	147,100,909	144,488,284

Total Assets	$148,145,485	$145,820,556

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,751	$—
Accrued expenses	135,047	5,000

Total current liabilities	136,798	5,000
Deferred underwriting commissions	4,671,875	4,671,875

Total liabilities	4,808,673	4,676,875

Commitments & Contingencies

Class A ordinary shares, $0.0001 par value; 13,833,681 and 13,614,368 shares subject to possible redemption at redemption value at September 30, 2019 and December 31, 2018, respectively	138,336,810	136,143,680

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—

Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 541,319 and 760,632 shares issued and outstanding (excluding 13,833,681 and 13,614,368 shares subject to possible redemption) at September 30, 2019 and December 31, 2018, respectively	54	76

Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding at September 30, 2019 and December 31, 2018	359	359

Additional paid-in capital	2,179,857	4,372,966
Retained earnings	2,819,732	626,600

Total shareholders’ equity	5,000,002	5,000,001

Total Liabilities and Shareholders’ Equity	$148,145,485	$145,820,556

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

ARYA SCIENCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the period from
	For the three months ended September 30,		For the nine months ended	June 29, 2018 (inception)
	2019	2018	September 30, 2019	through September 30, 2018
General and administrative costs	$177,719	$1,092	$419,494	$2,352

Loss from operations	(177,719)	(1,092)	(419,494)	(2,352)
Investment income on Trust Account	794,924	—	2,612,626	—

Net income (loss)	$617,205	$(1,092)	$2,193,132	$(2,352)

Weighted average shares outstanding of Class A ordinary shares	14,375,000	—	14,375,000	—

Basic and diluted net income per share, Class A	$0.06	$—	$0.18	$—

Weighted average shares outstanding of Class B ordinary shares	3,593,750	3,125,000	3,593,750	3,125,000

Basic and diluted net loss per share, Class B	$(0.05)	$(0.00)	$(0.12)	$(0.00)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

ARYA SCIENCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the nine months ended September 30, 2019
	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2018	760,632	$76	3,593,750	$359	$4,372,966	$626,600	$5,000,001

Ordinary shares subject to possible redemption	(71,876)	(7)	—	—	(718,753)	—	(718,760)
Net income	—	—	—	—	—	718,765	718,765

Balance - March 31, 2019 (unaudited)	688,756	$69	3,593,750	$359	$3,654,213	$1,345,365	$5,000,006

Ordinary shares subject to possible redemption	(85,716)	(9)	—	—	(857,151)	—	(857,160)
Net income	—	—	—	—	—	857,162	857,162

Balance - June 30, 2019 (unaudited)	603,040	$60	3,593,750	$359	$2,797,062	$2,202,527	$5,000,008

Ordinary shares subject to possible redemption	(61,721)	(6)	—	—	(617,205)	—	(617,211)
Net income	—	—	—	—	—	617,205	617,205

Balance - September 30, 2019 (unaudited)	541,319	$54	3,593,750	$359	$2,179,857	$2,819,732	$5,000,002

	For the Period From June 29, 2018 (inception) through September 30, 2018
	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - June 29, 2018 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Net loss	—	—	—	—	—	(2,352)	(2,352)

Balance - September 30, 2018 (unaudited)	—	$—	3,593,750	$359	$24,641	$(2,352)	$22,648

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

ARYA SCIENCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period From
	For the nine months ended	June 29, 2018 (inception)
	September 30, 2019	through September 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$2,193,132	$(2,352)
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investment held in Trust Account	(2,612,626)	—
Formation and operating costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	2,352
Changes in operating assets and liabilities:
Prepaid expenses	52,708	—
Accounts payable	1,751	—
Accrued expenses	130,047	—

Net cash used in operating activities	(234,988)	—

Net change in cash	(234,988)	—

Cash - beginning of the period	1,198,306	—

Cash - end of the period	$963,318	$—

Supplemental disclosure of noncash activities:
Value of Class A ordinary shares subject to possible redemption	$2,193,130	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$22,648
Deferred offering costs included in accounts payable	$—	$11,300
Deferred offering costs included in accrued expenses	$—	$231,400
Deferred offering costs paid by Sponsor under note payable	$—	$103,436
Prepaid expenses included in accounts payable	$—	$23,200

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization, Business Operations and Basis of Presentation

ARYA Sciences Acquisition Corp. (the “Company”) is a blank check company incorporated on June 29, 2018 (inception) as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location, it focuses on industries that complement its management team’s background, and in its search for targets for its Business Combination capitalizes on the ability of its management team to identify and acquire a business, focusing on the healthcare or healthcare related industries. In particular, the Company is targeting North American or European companies in the biotech, pharmaceutical, medical device and therapeutics subsectors where its management has extensive investment experience. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2019, the Company had not commenced any operations. All activity for the period from June 29, 2018 (inception) through September 30, 2019 relates to the Company’s formation, the preparation for its initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and investments from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, $143.75 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of its outstanding Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”), sold in the Initial Public Offering (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined in Note 3) upon the completion of a Business Combination

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Notwithstanding the foregoing, the Company’s amended and restated memorandum and articles of association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

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

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected through December 31, 2019.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2019.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Going Concern Consideration

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2019, the Company had approximately $963,000 in its operating bank account, and working capital of approximately $908,000.

The Company’s liquidity needs have been satisfied to date through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, approximately $148,000 pursuant to a note payable to related parties, and certain of the proceeds of the Private Placement not held in the Trust Account. The Company repaid the note back to the Sponsor in October 2018. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company the Working Capital Loans as may be required (see Note 4).

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 10, 2020.

Note 2 — Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on its cash accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s investments held in Trust Account consists entirely of U.S. government securities with an original maturity of 180 days or less.

Use of Estimates

The preparation of the unaudited interim condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Offering Costs

Offering costs of approximately $9.2 million consist of legal, accounting, underwriting fees and other costs that were directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering.

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2019 and December 31, 2018, 13,833,681 and 13,614,368 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

The Company’s unaudited condensed statements of operations include a presentation of income per share for Class A ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares for the three and nine months ended September 30, 2019 was calculated by dividing the interest income earned on the Trust Account of approximately $795,000 and $2.6 million, respectively, by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Public Shares, by the weighted average number of Class B ordinary shares outstanding for the periods.

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the periods. At September 30, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of marketable securities held in Trust Account are determined using available market information.

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

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2019 and December 31, 2018, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

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

Note 4 — Related Party Transactions

Founder Shares

On July 5, 2018, the Sponsor paid $25,000 to cover certain expenses and offering costs on behalf of the Company in consideration of 3,593,750 shares (the “Founder Shares”) of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”). Prior to the consummation of the Initial Public Offering, the Sponsor transferred 30,000 Founder Shares to each of Kevin Conroy, Dr. Todd Wider and Dr. David Hung, the Company’s independent directors. The Founder Shares will automatically convert into Class A ordinary shares at the time of the Company’s Business Combination and are subject to certain transfer restrictions, as described in Note 6. The Sponsor had agreed to forfeit up to 468,750 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On October 10, 2018, the underwriters exercised the over-allotment option in full; thus, these Founder Shares were no longer subject to forfeiture.

The initial shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Business Combination or (B) subsequent to the Business Combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased 5,953,125 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating proceeds of approximately $5.953 million in the Private Placement.

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Business Combination.

Related Party Loans

On July 5, 2018, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2018 or the completion of the Initial Public Offering. The Sponsor paid for an aggregate of approximately $148,000 to cover for expenses on the Company’s behalf under the Note. On October 10, 2018, the Company repaid the Note in full and advanced an additional $1,524 to the Sponsor. The Sponsor repaid this advance back to the Company on October 12, 2018.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company had no outstanding borrowings under any Working Capital Loans under this arrangement.

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering in October 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company recognized $30,000 and $90,000 in expenses in connection with the aforementioned arrangements with the related parties on the unaudited condensed statements of operations for the three and nine months ended September 30, 2019, respectively.

Private Placement of Ordinary Shares

The Sponsor has indicated an interest to purchase up to $25.0 million of the Company’s ordinary shares in a private placement that would occur concurrently with the consummation of the Business Combination. The funds from such private placement would be used as part of the consideration to the sellers in the Business Combination, and any excess funds from such private placement would be used for working capital in the post-transaction company. However, because indications of interest are not binding agreements or commitments to purchase, the Sponsor may determine not to purchase any such shares, or to purchase fewer shares than it indicated an interest in purchasing. Furthermore, the Company is not under any obligation to sell any such shares.

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

Note 6 — Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. As of September 30, 2019 and December 31, 2018, there were 14,375,000 Class A ordinary shares issued or outstanding, including 13,833,681 and 13,614,368 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to vote, except as required by law. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2019 and December 31, 2018, there were 3,593,750 Class B ordinary shares outstanding.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20.0% of the sum of (i) the total number of Class A ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the sum of (a) the total number of Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination or any warrants issued to the Sponsor upon conversion of Working Capital Loans), minus (b) the number of Public Shares redeemed by Public Shareholders in connection with the Business Combination.

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2019 and December 31, 2018, there were no preference shares issued or outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) twelve months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective by the sixtieth (60th) day after the closing of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$147,100,909	—	—

December 31, 2018

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$144,488,284	—	—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy for the three and nine months ended September 30, 2019. Level 1 instruments include investments U.S. Treasury securities with an original maturity of 180 days or less.

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

Upon the closing of the Initial Public Offering and Private Placement, $143.75 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in the Trust Account, located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and will only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account. Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied toward consummating an Business Combination.

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

Going Concern Consideration

The accompanying unaudited condensed financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2019, we had approximately $963,000 in our operating bank account, and a working capital of approximately $908,000.

Our liquidity needs have been satisfied to date through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor, approximately $148,000 pursuant to a note payable to related parties, and certain of the proceeds of the Private Placement not held in the Trust Account. We repaid the note to the Sponsor in October 2018. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsors or an affiliate of the Sponsors, or certain of our officers and directors may, but are not obligated to, loan us the Working Capital Loans as may be required.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 10, 2020.

Critical Accounting Policies

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2019 and December 31, 2018, 13,833,681 and 13,614,368 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

Our unaudited condensed statements of operations include a presentation of income per share for Class A ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares for the three and nine months was calculated by dividing the interest income earned on the Trust Account of approximately $795,000 and $2.6 million, respectively, by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Public Shares, by the weighted average number of Class B ordinary shares outstanding for the periods.

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the periods. At September 30, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

As of September 30, 2019 and December 31, 2018, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Results of Operations

All activity up to September 30, 2019 was in preparation for our formation, the Initial Public Offering and, since the closing of our Initial Public Offering, a search for Business Combination candidates. We will not be generating any operating revenues until the closing and completion of our Business Combination.

For the three months ended September 30, 2019, we had net income of approximately $617,000, which consisted of approximately $795,000 in investment income, offset by approximately $178,000 in general and administrative costs.

For the nine months ended September 30, 2019, we had net income of approximately $2.2 million, which consisted of approximately $2.6 million in investment income, offset by approximately $419,000 in general and administrative costs.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $4.672 million in underwriting discounts and commissions, which amount will be payable upon consummation of the Business Combination, if consummated) and the Initial Public Offering expenses, $143.75 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and are invested in U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of November, 2019.

ARYA SCIENCES ACQUISITION CORP.

By:	/s/ Adam Stone
Name:	Adam Stone
Title:	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael Altman
Name:	Michael Altman
Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)