Form 10-K
period 2019-12-31
ARYA SCIENCES ACQUISITION CORP.
filed 2020-03-06
CIK 1746037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of March 6, 2020, there were 14,375,000 Class A ordinary shares, par value $0.0001 per share, and 3,593,750 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

As of June 30, 2019, the aggregate market value of the Class A ordinary shares held by non-affiliates of the registrant was $143,893,750 (based on the closing sales price of the ordinary shares on June 30, 2019 of $10.01).

Documents Incorporated by Reference: None.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

•	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

•	“founders” are to Joseph Edelman, Adam Stone and Michael Altman, senior executives of Perceptive Advisors;

•

“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our Initial Public Offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

•

“Initial Public Offering” are to the company’s offering on October 10, 2018 of 14,375,000 units (which includes units issued pursuant to the exercise in full of the underwriters’ option to purchase additional units to cover overallotments) at a price of $10.00 per unit, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant;

•	“initial shareholders” are to our sponsor and each other holder of founder shares upon the consummation of our Initial Public Offering;

•	“management” or “our management team” are to our executive officers and directors;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•

“private placement warrants” are to the warrants that were issued to our sponsor in a private placement simultaneously with the closing of our Initial Public Offering and to be issued upon conversion of working capital loans, if any;

•	“Perceptive Advisors” are to Perceptive Advisors, LLC, an affiliate of our sponsor;

•

“public shares” are to our Class A ordinary shares sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

•

“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“sponsor” are to ARYA Sciences Holdings, a Cayman Islands exempted limited company; and

•	“we,” “us,” “company” or “our company” are to ARYA Sciences Acquisition Corp., a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our Initial Public Offering.

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

Our Founders

Our sponsor is an affiliate of Perceptive Advisors, a leading life sciences focused investment firm with over $7 billion of regulatory assets under management as of December 31, 2019. Since its launch in 1999, Perceptive Advisors has focused exclusively on the healthcare industry. Our founders are also the founder and management of Perceptive Advisors. Joseph Edelman, our Chairman, founded Perceptive Advisors in 1999. Adam Stone, our Chief Executive Officer, is the Chief Investment Officer of Perceptive Advisors, and Michael Altman, our Chief Financial Officer, is a senior analyst at Perceptive Advisors. Perceptive Advisors’ investment activity is focused on identifying both private and public companies in the life sciences and medical technology sectors and currently has investments in over 150 companies. The team at Perceptive Advisors consists of trained scientists, physicians and financial analysts who are passionately committed to identifying innovation that can drive critical change to current treatment paradigms. Perceptive Advisors invests across the capital structure and throughout a company’s growth cycle which provides access to a broad universe of management teams and companies seeking flexible capital solutions. Perceptive Advisors is also an active investor in pre-IPO financing rounds known as “crossovers.” Perceptive Advisors has invested in over 75 private companies since 2013 and in 2019 met with over 200 private companies in evaluation of private growth financing rounds, crossovers, and pre-IPO analysis.

Industry Opportunity

While we may acquire a business in any industry, our focus is on the healthcare industry in the United States and other developed countries. We believe the healthcare industry, particularly the life sciences and medical technology sectors, represents an enormous and growing target market with a large number of potential target acquisition opportunities. Overall, total U.S. national health expenditures currently exceeds $3.6 trillion, and the Center for Medicare and Medicaid Services has estimated that total healthcare spending will approach 20% of total U.S. Gross Domestic Product over the coming years. According to IBISWorld, in February 2019, the global biotechnology market is expected to have grown approximately 3.5% to over $301 million in revenue in 2019.

The Current Life Sciences IPO Market

We believe that current dynamics in the life sciences and medical technology IPO market may enhance our ability to locate an attractive target. Over 200 life sciences and medical technology companies have gone public since 2016 in the United States. Despite the current level of IPO activity, according to IBISWorld, in February 2019 there were estimated to be over 9,600 biotechnology companies globally, only a fraction of which are publicly traded.

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

Consistent with our strategy, we have identified the following criteria to evaluate prospective target businesses. We may however, decide to enter into our initial business combination with a target business that does not meet these criteria. We intend to seek to acquire companies that we believe:

•	have a scientific or other competitive advantage in the markets in which they operate and which can benefit from access to additional capital as well as our industry relationships and expertise;

•	are ready to be public, with strong management, corporate governance and reporting policies in place;

•	will likely be well received by public investors and are expected to have good access to the public capital markets;

•	have significant embedded and/or underexploited growth opportunities;

•	exhibit unrecognized value or other characteristics that we believe have been misevaluated by the market based on our rigorous analysis and scientific and business due diligence review; and

•	will offer attractive risk-adjusted equity returns for our shareholders.

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

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

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

While we believe that our structure and our management team’s backgrounds makes us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our requirement to seek shareholder approval of any proposed initial business combination, negatively.

Financial Position

As of December 31, 2019, we had approximately $147.8 million held in the Trust Account, not taking into account payment of $4,671,875 of deferred underwriting fees. With the funds available, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

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

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

•

we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

•

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

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

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

•

the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

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

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

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

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•

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

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statements requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures as required by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirements on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we applied for and received, a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2020 Revision) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

We have made available on our website a PFIC annual information statement to enable U.S. Holders (as defined in the final prospectus related to our initial public offering, filed with the SEC on October 9, 2018) to make a qualified electing fund (“QEF”) election with respect to our taxable year ended December 31, 2019, and certain information with respect to our taxable year ended December 31, 2018 intended to enable a U.S. Holder to make an additional election with respect to the PFIC rules for such U.S. Holder’s taxable year including December 31, 2018, as further described therein. If you are a U.S. Holder of our shares you are urged to consult your tax advisor regarding the advisability of making a QEF election and/or other elections available under the PFIC rules with respect to our Class A ordinary shares owned by you, and the procedures necessary to validly make and maintain such elections. Our website can be found at www.perceptivelife.com/arya/. The reference to our website is a textual reference only. Information contained in the website is not a part of, and is not incorporated by reference into, this Annual Report.

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

On January 2, 2020, we received a letter (the “Notification Letter”) from the staff of the Listing Qualifications Department of Nasdaq notifying us that we no longer comply with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of shareholders within twelve months of the end of our fiscal year ended December 31, 2018. Nasdaq has granted an exception of up to 180 calendar days from the fiscal year end, or until June 29, 2020, to regain compliance.

The Notification Letter does not impact our listing on Nasdaq at this time, and our Class A ordinary shares, units and warrants have continued to trade on Nasdaq under the symbols “ARYA,” “ARYAU” and “ARYAW,” respectively.

We do not expect that the Notification Letter will affect our ability to consummate an initial business combination. We intend to file and mail to our shareholders a definitive proxy statement and to hold an annual meeting prior to June 29, 2020 to regain compliance with the Nasdaq listing rules.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

As of December 31, 2019, we had $874,326 in cash held outside the trust account. We believe that, upon closing of our Initial Public Offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, will be sufficient to allow us to operate for at least the next 24 months; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

•	each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. As an exempted company, there is no requirement under the Companies Law for us to hold annual or general meetings to elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. See “—Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.”

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

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•	may significantly dilute the equity interest of our investors;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•

could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	will not result in adjustment to the exercise price of our warrants.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of our units, Class A ordinary shares or warrants who or that is (i) an individual who is a citizen or resident of the United States as determined for U.S. federal income tax purposes, (ii) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) organized in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate whose income is subject to U.S. federal income tax regardless of its source, or (iv) a trust, if (a) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons (as defined in the Code) have authority to control all substantial decisions of the trust or (b) it has a valid election in effect under Treasury Regulations to be treated as a U.S. person (a “U.S. Holder”), such U.S. holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We have made available on our website a PFIC annual information statement to enable U.S. Holders to make a QEF election with respect to our taxable year ended December 31, 2019. If you are a U.S. Holder who held our shares at any point during your taxable year that includes December 31, 2019, you should consult your own tax advisor regarding the advisability of making a QEF election with respect to our Class A ordinary shares for such taxable year, and the procedures necessary to validly make and maintain such election. Our website can be found at www.perceptivelife.com/arya/. The reference to our website is a textual reference only. Information contained in the website is not a part of, and is not incorporated by reference into, this Annual Report.

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

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

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

Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

We believe conditions exist that raise substantial doubt about our ability to continue as a going concern because if we do complete a business combination by October 10, 2020 then we will have to cease all operations except for the purpose of winding down and liquidating. A “going concern” opinion could impair ability to finance our initial business combination through the sale of equity, incurring debt, or other financing alternatives. There can be no assurance that we will be able to consummate an initial business combination by October 10, 2020.

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

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrantholder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statements disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statements requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A ordinary shares and warrants are each traded on the NYSE under the symbols “ARYAU,” “ARYA” and “ARYAW,” respectively. Our units commenced public trading on October 5, 2018. Our Class A ordinary shares and warrants began separate trading on November 2, 2018.

(b) Holders

On December 31, 2019, there was one holder of record of our units, one holder of record of our Class A ordinary shares, four holders of our Class B ordinary shares and two holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

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

Use of Proceeds

In connection with our Initial Public Offering, we incurred offering costs of approximately $9.2 million (including underwriting commissions of approximately $4.0 million and deferred underwriting commissions of approximately $4.7 million). Other incurred offering costs consisted principally of formation and preparation fees related to the Initial Public Offering. Our sponsor and its affiliate had loaned us an aggregate of $300,000 to cover expenses related to our Initial Public Offering pursuant to a promissory note. This loan was non-interest bearing and became payable upon the completion of our Initial Public Offering. On October 10, 2018, we repaid the note in full and advanced an additional $1,524 to the sponsor. The sponsor repaid this advance back to us on October 12, 2018.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $4.7 million in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated) and our Initial Public Offering expenses, $143.75 million of the net proceeds from our Initial Public Offering and the private placement of the private placement warrants (or $10.00 per unit sold in our Initial Public Offering) was placed in the trust account. As of December 31, 2019, we had $874,326 in cash held outside the trust account and will be used to fund our operating expenses. The net proceeds of our Initial Public Offering and certain proceeds from the sale of the private placement warrants are held in the trust account and are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

Upon the closing of the Initial Public Offering and Private Placement, $143.75 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in the Trust Account, located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and will only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the assets held in the Trust Account. Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied toward consummating a business combination.

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

Results of Operations

All activity up to December 31, 2019 was in preparation for our formation, the Initial Public Offering and, since the closing of our Initial Public Offering, a search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our business combination.

For the year ended December 31, 2019, we had net income of approximately $2.6 million, which consisted of approximately $3.4 million in investment income, offset by approximately $775,000 in general and administrative costs.

For the period from June 29, 2018 (inception) through December 31, 2018, we had net income of approximately $627,000, which consisted of approximately $738,000 in investment income, offset by approximately $112,000 in general and administrative costs.

Going Concern Consideration

At December 31, 2019, we had approximately $874,000 in our operating bank account, and working capital of approximately $552,000.

Our liquidity needs were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, approximately $148,000 in note payable to related parties, and the net proceeds of the Private Placement not held in the Trust Account for working capital needs. We repaid the note back to the Sponsor in October 2018.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 10, 2020.

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

Related Party Loans

On July 5, 2018, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2018 or the completion of the Initial Public Offering. Our Sponsor paid an aggregate of approximately $148,000 to cover for expenses on our behalf under the Note. On October 10, 2018, we repaid the Note in full and advanced an additional $1,524 to the Sponsor. The Sponsor repaid this advance back to us on October 12, 2018.

In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination is not completed, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. To date, we had no outstanding borrowings under any Working Capital Loans under this arrangement.

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering in October 2018 through the earlier of our consummation of a business combination and our liquidation, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We recognized $120,000 and $29,000 in expenses in connection with the aforementioned arrangements with the related parties on the Statements of Operations for the year ended December 31, 2019 and for the period from June 29, 2018 (inception) through December 31, 2018, respectively.

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

Critical Accounting Policy

Marketable Securities Held in Trust Account

Our portfolio of investments held in Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in Trust Account in our statements of operations. The fair value for trading securities is determined using quoted market prices in active markets.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2019 and 2018, 13,872,230 and 13,614,368 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

Our statements of operation include a presentation of income per share for Class A ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Public Shares, by the weighted average number of Class B ordinary shares outstanding for the periods.

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

As of December 31, 2019, and 2018, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 16 of this Report.

Index To Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2019 and 2018	F-3

Statements of Operations for the year ended December 31, 2019 and for the period from June 29, 2018 (inception) through December 31, 2018	F-4

Statements of Changes in Shareholders’ Equity for the year ended December 31, 2019 and for the period from June 29, 2018 (inception) to December 31, 2018	F-5

Statements of Cash Flows for the year ended December 31, 2019 and for the period from June 29, 2018 (inception) to December 31, 2018	F-6

Notes to Financial Statements	F-7

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

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

As of December 31, 2019, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report internal controls of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

NAME	AGE	POSITION
Joseph Edelman	64	Chairman
Adam Stone	40	Chief Executive Officer and Director
Michael Altman	38	Chief Financial Officer and Director
Kevin Conroy	54	Director
Dr. Todd Wider	54	Director
Dr. David Hung	62	Director

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

Michael Altman, CFA, serves as our Chief Financial Officer and is a member of our board of directors. Mr. Altman joined Perceptive Advisors in 2007, is a Managing Director on the investment team and is a member of the internal investment committee of Perceptive Advisors’ credit opportunities fund. Mr. Altman’s focus is on medical devices, diagnostics, digital health and specialty pharmaceuticals. Mr. Altman also serves on the boards of directors of Vitruvius Therapeutics and Lyra Therapeutics, which are portfolio companies of Perceptive Advisors. Prior to joining Perceptive Advisors in, Mr. Altman was a trader and analyst at First New York Securities from 2005 to 2007. Mr. Altman graduated from the University of Vermont with a BS in Business Administration.

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

Dr. David Hung, MD, serves on our board of directors. Dr. Hung recently served as Chief Executive Officer of Axovant Biosciences Inc. from April 2017 until his resignation in February 2018. Prior to that, Dr. Hung was a co-founder of Medivation, Inc. (“Medivation”) and served as President, Chief Executive Officer and director of its subsidiary, Medivation Neurology, Inc., from its inception in September 2003 until its acquisition by Medivation in December 2004, at which time he became President, Chief Executive Officer and director of Medivation. Dr. Hung served in those roles until Medivation was acquired by Pfizer, Inc. in September 2016. From 1998 to 2001, Dr. Hung

served as Chief Scientific Officer (1998–1999) and as President, Chief Executive Officer and director (1999–2001) of Pro-Duct Health, Inc., a privately-held medical device company focused on breast cancer cytological diagnostics. From 1996 to 1998, Dr. Hung served in various senior positions at Chiron Corporation, including as Vice President of Lead Discovery and Development and Vice President of New Projects. Dr. Hung currently serves as a director of Establishment Labs Holdings Inc. (NASDAQ: ESTA) and Novocure (NASDAQ: NVCR), and as founder, President and CEO and director of Nuvation Bio, Inc., a private biopharmaceutical company. He previously served as a director of Opexa Therapeutics, Inc., a biopharmaceutical company, from May 2006 to October 2011. Dr. Hung received an MD from the University of California, San Francisco, School of Medicine, and an AB in Biology from Harvard College.

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

The audit committee operates pursuant to a charter and is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•

monitoring compliance on a quarterly basis with the terms of our Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our Initial Public Offering; and

•

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees are specified in the nominating committee’s charter, which provides that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Joseph Edelman	Perceptive Advisors, LLC	Hedge Fund	Chief Executive Officer and Portfolio Manager
Adam Stone	Perceptive Advisors, LLC	Hedge Fund	Chief Investment Officer
	Solid Biosciences	Pharmaceuticals	Director
	Renovia	Healthcare	Director
	Xontogeny	Biotechnology	Director
Michael Altman	Perceptive Advisors, LLC	Hedge Fund	Senior Analyst
	Vitruvius Therapeutics	Pharmaceuticals	Director
	Lyra Therapeutics	Healthcare	Director
Kevin Conroy	Exact Sciences Corporation	Diagnostics	Chairman and Chief Executive Officer
	Epizyme, Inc.	Biopharmaceuticals	Director
Todd Wider	Abeona Therapeutics	Pharmaceuticals	Director
	Emendo Biotherapeutics	Biopharmaceuticals	Director
David Hung	Establishment Labs Holdings Inc.	Medical Devices	Director
	NovoCure	Oncology	Director
	Nuvation Bio, Inc.	Biopharmaceuticals	Founder, President and CEO and Director

Potential investors should also be aware of the following other potential conflicts of interest:

•

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

•

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

•

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 6, 2020 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns our ordinary share; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 14,375,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 3,593,750 Class B ordinary shares outstanding as of December 31, 2019. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Annual Report on Form 10-K.

	Class B ordinary shares			Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class		Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
ARYA Sciences Holdings (our sponsor)(2)	3,503,750	97.5%		—	—	19.5%
Adage Capital Partners GP, L.L.C. and affiliates(3)	—	—		1,250,000	8.7%	7.0%
Governors Lane LP and affiliates(4)	—	—		1,000,000	7.0%	5.6%
Alyeska Investment Group, L.P.(5)	—	—		800,600	5.6%	4.5%
Eventide Asset Management, LLC and affiliates(6)	—	—		800,000	5.6%	4.5%
Prudential Financial, Inc. and affiliates(7)	—	—		772,074	5.4%	4.3%
Federated Hermes, Inc.(8)	—	—		750,000	5.2%	4.2%
Joseph Edelman	—	—		—	—	—
Adam Stone	—	—		—	—	—
Michael Altman	—	—		—	—	—
Kevin Conroy	30,000		*	—	—	*
Dr. Todd Wider	30,000		*	—	—	*
Dr. David Hung	30,000		*	—	—	*
All officers and directors as a group (six individuals)	90,000	2.5%		—	—	*

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 51 Astor Place, 10th Floor, New York, NY 10003.
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
(4)

Includes Class A ordinary shares beneficially held by Governors Lane Master Fund LP, Governors Lane LP, Governors Lane Fund General Partner LLC and Isaac Corre, based solely on the Schedule 13G filed jointly by Governors Lane Master Fund LP, Governors Lane LP, Governors Lane Fund General Partner LLC and Isaac Corre with the SEC on February 14, 2020. The address of the principal business office of Governors Lane LP is 510 Madison Avenue, 11th Floor, New York, NY 10022. The address of the principal business office of Governors Lane Master Fund LP, Governors Lane Fund General Partner LLC and Isaac Corre is c/o Governors Lane LP, 510 Madison Avenue, 11th Floor, New York, NY 10022. Governors Lane LP serves as discretionary investment manager to Governors Lane Master Fund LP and Governors Lane SIF LP. Governors Lane Fund General Partner LLC is the general partner of Governors Lane Master Fund LP and Governors Lane SIF LP. Mr. Corre is the chief executive officer of Governors Lane LP and the managing member of Governors Lane Fund General Partner LLC.

(5)

Includes Class A ordinary shares beneficially held by Alyeska Investment Group, L.P., Alyeska Fund GP, LLC, Alyeska Fund 2 GP, LLC, Alyeska Fund 3 GP, LLC and Anand Parekh, based solely on the Schedule 13G jointly filed with the SEC on February 14, 2020 by Alyeska Investment Group, L.P. with respect to the Class A ordinary shares directly owned by it. Alyeska Fund GP, LLC serves as the General Partner and control person of Alyeska Master Fund, L.P. Alyeska Fund 2 GP, LLC serves as the General Partner and control person of Alyeska Master Fund 2, L.P. Alyeska Fund 3 GP, LLC serves as the General Partner and control person of Alyeska Master Fund 3, L.P. Anand Parekh is the Chief Executive Officer and control person of Alyeska Investment Group, L.P. The address of the principal business office of the Reporting Persons is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.

(6)

Includes Class A ordinary shares beneficially held by Eventide Asset Management, LLC, based solely on the Schedule 13G filed jointly by Eventide Asset Management, LLC with the SEC on February 13, 2019. The address of the principal business office of Eventide Asset Management, LLC is One International Place, Suite 4210, Boston, MA 02110. Eventide Asset Management, LLC, a Delaware limited liability company, is the beneficial owner of the 800,000 Class A ordinary shares, as of December 31, 2019, by virtue of being the investment adviser to registered investment companies. All 800,000 Class A ordinary shares, which represents 5.6% of the issuer’s Class A ordinary shares, were held by the Eventide Healthcare & Life Sciences Fund.

(7)

Includes Class A ordinary shares beneficially held by Prudential Financial, Inc. (“Prudential”) and Jennison Associates LLC (“Jennison”), based solely on the Schedules 13G filed with the SEC by Prudential on February 3, 2020 and by Jennison on February 7, 2020. The address of the principal business office of Prudential is 751 Broad Street, Newark, New Jersey 07102-3777. The address of the principal business office of Jennison is 466 Lexington Avenue New York, NY 10017. Jennison furnishes investment advice to several investment companies, insurance separate accounts, and institutional clients (“Managed Portfolios”). As a result of its role as investment adviser of the Managed Portfolios, Jennison may be deemed to be the beneficial owner of the company’s ordinary shares held by such Managed Portfolios. Prudential indirectly owns 100% of equity interests of Jennison. As a result, Prudential may be deemed to have the power to exercise or to direct the exercise of such voting and/or dispositive power that Jennison may have with respect to the company’s ordinary shares held by the Managed Portfolios. Jennison does not file jointly with Prudential, as such, the company’s ordinary shares reported on Jennison’s Schedule 13G may be included in the ordinary shares reported on the Schedule 13G filed by Prudential. These shares were acquired in the ordinary course of business, and not with the purpose or effect of changing or influencing control of the company.

(8)

Includes Class A ordinary shares beneficially held by Federated Hermes, Inc. (“Parent”), Federated Equity Management Company of Pennsylvania and Federated Global Investment Management Corp. (the “Investment Advisers”), Voting Shares Irrevocable Trust (the “Trust”), and Thomas R. Donahue, Rhodora J. Donahue and J. Christopher Donahue (collectively, the “Trustees”), based solely on the Schedule 13G jointly filed with the SEC on February 13, 2020 by Parent with respect to the Class A ordinary shares directly owned by it. Parent is the parent holding company of the Investment Advisers, which act as investment advisers to registered investment companies and separate accounts that own the reported Class A ordinary shares. The Investment Advisers are wholly owned subsidiaries of FII Holdings, Inc., which is wholly owned subsidiary of the Parent. All of the Parent’s outstanding voting stock is held in the Trust for which the Trustees act as trustees. The Trustees have joined in filing this Schedule 13G because of the collective voting control that they exercise over the parent. In accordance with Rule 13d-4 under the Securities Act of 1934, as amended, the Parent, the Trust, and each of the Trustees declare that this statement should not be construed as an admission that they are the beneficial owners of the Reported Securities, and the Parent, the Trust, and each of the Trustees expressly disclaim beneficial ownership of the Reported Securities. The address of the principal business office of the Reporting Persons is 1001 Liberty Avenue, Pittsburgh, PA 15222-3779.

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

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2019, no Working Capital Loans were outstanding.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the year ended December 31, 2019 and for the period from June 29, 2018 (date of inception) to December 31, 2018, including services in connection with our Initial Public Offering, totaled $63,860 and $58,500, respectively. The above amounts include interim review procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2019 and for the period from June 29, 2018 (date of inception) to December 31, 2018, we did not pay Withum for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Withum for tax planning and tax advice for the year ended December 31, 2019 and for the period from June 29, 2018 (date of inception) to December 31, 2018.

All Other Fees. We did not pay Withum for other services for the year ended December 31, 2019 and for the period from June 29, 2018 (date of inception) to December 31, 2018.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our independent registered public accounting firm, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements

(2) Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (2)

4.2	Description of registrant’s securities*

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(2)

10.2	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and the Holders signatory thereto.(2)

10.3	Private Placement Warrants Purchase Agreement between the Registrant and the Sponsor.(1)

10.4	Administrative Services Agreement between the Registrant and the Sponsor.(2)

10.5	Letter Agreement between the Registrant and the Sponsor.(2)

10.6	Form of Letter Agreement among the Registrant and each director and executive officer of the Registrant.(2)

14.1	Code of Ethics*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2018.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 16, 2018.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 6, 2020

ARYA SCIENCES ACQUISITION CORP.

/s/ Adam Stone
Name:	Adam Stone
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joseph Edelman Joseph Edelman	Chairman	March 6, 2020

/s/ Adam Stone Adam Stone	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2020

/s/ Michael Altman Michael Altman	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 6, 2020

/s/ Kevin Conroy Kevin Conroy	Director	March 6, 2020

/s/ Todd Wider Dr. Todd Wider	Director	March 6, 2020

/s/ David Hung Dr. David Hung	Director	March 6, 2020

ARYA SCIENCES ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for ARYA Sciences Acquisition Corp.:

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2019 and 2018	F-3

Statements of Operations for the year ended December 31, 2019 and for the period from June 29, 2018 (inception) through December 31, 2018	F-4

Statements of Changes in Shareholders’ Equity for the year ended December 31, 2019 and for the period from June 29, 2018 (inception) through December 31, 2018	F-5

Statements of Cash Flows for the year ended December 31, 2019 and for the period from June 29, 2018 (inception) through December 31, 2018	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

ARYA Sciences Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ARYA Sciences Acquisition Corp. (the “Company”), as of December 31, 2019 and 2018, and the related statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2019 and for the period June 29, 2018 (inception) through December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and for the period from June 29, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2018.

Whippany, New Jersey

March 6, 2020

ARYA SCIENCES ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2019	2018
Assets:
Current assets:
Cash	$874,326	$1,198,306
Prepaid expenses	60,584	133,966

Total current assets	934,910	1,332,272
Marketable securities held in Trust Account	147,841,513	144,488,284

Total Assets	148,776,423	145,820,556

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	107,245	—
Accrued expenses	275,000	5,000

Total current liabilities	382,245	5,000
Deferred underwriting commissions	4,671,875	4,671,875

Total liabilities	5,054,120	4,676,875

Commitments

Class A ordinary shares, $0.0001 par value; 13,872,230 and 13,614,368 shares subject to possible redemption at redemption value at December 31, 2019 and 2018, respectively	138,722,300	136,143,680

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 502,770 and 760,632 shares issued and outstanding (excluding 13,872,230 and 13,614,368 shares subject to possible redemption) at December 31, 2019, and 2018, respectively	50	76
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding at December 31, 2019, and 2018	359	359
Additional paid-in capital	1,794,372	4,372,966
Retained earnings	3,205,222	626,600

Total shareholders’ equity	5,000,003	5,000,001

Total Liabilities and Shareholders’ Equity	$148,776,423	$145,820,556

The accompanying notes are an integral part of these financial statements.

ARYA SCIENCES ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2019	For the Period From June 29, 2018 (inception) Through December 31, 2018
General and administrative costs	$774,607	$111,684

Loss from operations	(774,607)	(111,684)
Investment income on Trust Account	3,353,229	738,284

Net income	$2,578,622	$626,600

Weighted average shares outstanding of Class A ordinary shares	14,375,000	14,375,000

Basic and diluted net income per share, Class A	$0.23	$0.05

Weighted average shares outstanding of Class B ordinary shares	3,593,750	3,593,750

Basic and diluted net loss per share, Class B	$(0.22)	$(0.03)

The accompanying notes are an integral part of these financial statements.

ARYA SCIENCES ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares						Total Shareholders’ Equity
	Class A		Class B		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount
Balance - June 29, 2018 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Sale of units in initial public offering, gross	14,375,000	1,437			143,748,563		143,750,000
Offering costs					(9,211,044)		(9,211,044)
Sale of private placement warrants to Sponsor in private placement					5,953,125		5,953,125
Ordinary shares subject to possible redemption	(13,614,368)	(1,361)			(136,142,319)		(136,143,680)
Net income	—	—	—	—	—	626,600	626,600

Balance - December 31, 2018	760,632	$76	3,593,750	$359	$4,372,966	$626,600	$5,000,001

Ordinary shares subject to possible redemption	(257,862)	(26)	—	—	(2,578,594)	—	(2,578,620)
Net income	—	—	—	—	—	2,578,622	2,578,622

Balance - December 31, 2019	502,770	$50	3,593,750	$359	$1,794,372	$3,205,222	$5,000,003

The accompanying notes are an integral part of these financial statements.

ARYA SCIENCES ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2019	For the Period From June 29, 2018 (inception) Through December 31, 2018
Cash Flows from Operating Activities:
Net income	$2,578,622	$626,600
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investment held in Trust Account	(3,353,229)	(738,284)
Formation and operating costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	2,352
Changes in operating assets and liabilities:
Prepaid expenses	73,382	(133,966)
Accounts payable	107,245	—
Accrued expenses	270,000	5,000

Net cash used in operating activities	(323,980)	(238,298)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	—	(143,750,000)

Net cash used in investing activities	—	(143,750,000)

Cash Flows from Financing Activities:
Repayment of note payable and advances to related parties	—	(149,960)
Proceeds from repayment of advances to related parties	—	1,524
Proceeds received from initial public offering, gross	—	143,750,000
Proceeds received from private placement	—	5,953,125
Payment of offering costs	—	(4,368,085)

Net cash provided by financing activities	—	145,186,604

Net change in cash	(323,980)	1,198,306
Cash - beginning of the period	1,198,306	—

Cash - end of the period	$874,326	$1,198,306

Supplemental disclosure of noncash activities:
Value of Class A ordinary shares subject to possible redemption	$2,578,620	$136,143,680
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$22,648
Deferred underwriting commissions in connection with the initial public offering	$—	$4,671,875
Offering costs paid by Sponsor under note payable	$—	$148,436
Prepaid expenses included in accounts payable	$—	$23,200

The accompanying notes are an integral part of these financial statements.

ARYA SCIENCES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Organization and General

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

As of December 31, 2019, the Company had not commenced any operations. All activity for the period from June 29, 2018 (inception) through December 31, 2019 relates to the Company’s formation, the preparation for its initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and investments from the proceeds derived from the Initial Public Offering.

Sponsor and Initial Public Offering

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

Trust Account

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

Initial Business Combination

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

ARYA SCIENCES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

ARYA SCIENCES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only the $10.00 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by third parties, including any vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all third parties, including vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On January 22, 2020, the Company received a letter (the “Notification Letter”) from the staff of the Listing Qualifications Department of The Nasdaq Stock Market (“NASDAQ”) notifying the Company that it no longer complies with NASDAQ Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year ended December 31, 2018. NASDAQ has granted an exception of up to 180 calendar days from the fiscal year end, or until June 29, 2020, to regain compliance.

The Notification Letter does not impact the Company’s listing on NASDAQ at this time, and the Company Class A ordinary shares, units and warrants have continued to trade on NASDAQ under the symbols “ARYA,” “ARYAU” and “ARYAW,” respectively.

The Company does not expect that the Notification Letter will affect its ability to consummate an initial Business Combination. The Company intends to file and mail to its shareholders a definitive proxy statement and to hold an annual meeting prior to June 29, 2020 to regain compliance with the NASDAQ listing rules.

Going Concern Consideration

At December 31, 2019, the Company has approximately $874,000 in its operating bank account, and working capital of approximately $552,000.

Our liquidity needs were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor, approximately $148,000 in note payable to related parties, and the net proceeds of the Private Placement not held in the Trust Account for working capital needs. We repaid the note to the Sponsor in October 2018.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 10, 2020.

ARYA SCIENCES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

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

ARYA SCIENCES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in Trust Account in the accompanying statements of operations. The estimated fair values of marketable securities held in Trust Account are determined using available market information.

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

As of December 31, 2019, and 2018, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Class A Ordinary Shares subject to possible redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2019, and 2018, 13,872,230 and 13,614,368 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and Private Placement to purchase 13,140,625 Class A ordinary shares of the Company in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

ARYA SCIENCES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company’s statements of operation include a presentation of income per share for Class A ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Public Shares, by the weighted average number of Class B ordinary shares outstanding for the periods.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2019. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts were accrued for interest and penalties for the year ended December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ARYA SCIENCES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Related Party Loans

On July 5, 2018, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Sponsor paid an aggregate of approximately $148,000 to cover for expenses on the Company’s behalf under the Note. On October 10, 2018, the Company repaid the Note in full and advanced an additional $1,524 to the Sponsor. The Sponsor repaid this advance back to the Company on October 12, 2018.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2019, there were no outstanding Working Capital Loans under this arrangement.

ARYA SCIENCES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering in October 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company recognized $120,000 and $29,000 and in expenses in connection with the aforementioned arrangements with the related parties on the Statements of Operations for the year ended December 31, 2019 and for the period from June 29, 2018 (inception) through December 31, 2018, respectively. As of December 31, 2019 and 2018, there were no amounts owed to the Sponsor in connection with such services.

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

Note 6 — Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. As of December 31, 2019, and 2018, there were 14,375,000 Class A ordinary shares issued or outstanding, including 13,872,230 and 13,614,368 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to vote, except as required by law. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2019, and 2018, there were 3,593,750 Class B ordinary shares outstanding.

ARYA SCIENCES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2019 and 2018, there were no preference shares issued or outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) twelve months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective by the sixtieth (60th) day after the closing of the initial Business Combination, warrantholders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

if, and only if, the last reported closing price of the ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrantholders.

ARYA SCIENCES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2019, and 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$147,841,513	—	—

December 31, 2018

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$144,488,284	—	—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy for the year ended December 31, 2019 and for the period from June 29, 2018 (inception) through December 31, 2018. Level 1 instruments include investments U.S. Treasury securities with an original maturity of 180 days or less.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were available to be issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements, except as disclosed in Note 1.