Form 10-K/A
period 2019-12-31
ARYA SCIENCES ACQUISITION CORP.
filed 2020-04-17
CIK 1746037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference: None.

EXPANATORY NOTE

This Amendment No. 1 on Form 10-K (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 of ARYA Sciences Acquisition Corp. filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2020 (the “Original Filing”).

This Amendment No. 1 is being filed to amend Item 8 of the Original Filing in order to include a revised audit opinion of WithumSmith+Brown, PC, our independent registered public accounting firm for the year ended December 31, 2019. The revised audit opinion reflects the previously omitted going concern paragraph and is now consistent with the disclosures within the Original Filing.

Except as described above, no other amendments are being made to the Original Filing. This Amendment No. 1 also includes the currently dated signature page and certifications from the Company’s principal executive officer and principal financial officer. This Amendment No. 1 does not reflect events occurring after the March 6, 2020 filing of the Original Filing or modify or update the disclosure contained in the Original Filing in any way other than to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our other filings with the SEC.

PART II

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report.

Index To Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2019 and 2018	F-3

Statements of Operations for the year ended December 31, 2019 and for the period from June 29, 2018 (inception) through December 31, 2018	F-4

Statements of Changes in Shareholders’ Equity for the year ended December 31, 2019 and for the period from June 29, 2018 (inception) to December 31, 2018	F-5

Statements of Cash Flows for the year ended December 31, 2019 and for the period from June 29, 2018 (inception) to December 31, 2018	F-6

Notes to Financial Statements	F-7

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements

(2) Exhibits

We hereby file as part of this Amendment No. 1 to the Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(1)

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 17, 2020

ARYA SCIENCES ACQUISITION CORP.

/s/ Adam Stone
Name:	Adam Stone
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joseph Edelman Joseph Edelman	Chairman	April 17, 2020

/s/ Adam Stone Adam Stone	Chief Executive Officer and Director (Principal Executive Officer)	April 17, 2020

/s/ Michael Altman Michael Altman	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 17, 2020

/s/ Kevin Conroy Kevin Conroy	Director	April 17, 2020

/s/ Todd Wider Dr. Todd Wider	Director	April 17, 2020

/s/ David Hung Dr. David Hung	Director	April 17, 2020

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

ARYA Sciences Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ARYA Sciences Acquisition Corp. (the “Company”), as of December 31, 2019 and 2018, and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2019 and for the period June 29, 2018 (inception) through December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and for the period from June 29, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company does not complete a business combination by October 10, 2020, then the Company will cease all operations except for the purpose of winding down and liquidating. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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