Form 10-Q
period 2020-03-31
ARYA SCIENCES ACQUISITION CORP.
filed 2020-05-08
CIK 1746037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, 14,375,000 Class A ordinary shares, par value $0.0001 per share, and 3,593,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ARYA SCIENCES ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ARYA SCIENCES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets:
Current assets:
Cash	$701,650	$874,326
Prepaid expenses	82,969	60,584

Total current assets	784,619	934,910
Marketable securities held in Trust Account	148,698,960	147,841,513

Total Assets	$149,483,579	$148,776,423

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$194,406	$107,245
Accrued expenses	4,164,847	275,000

Total current liabilities	4,359,253	382,245
Deferred underwriting commissions	4,671,875	4,671,875

Total liabilities	9,031,128	5,054,120

Commitments

Class A ordinary shares, $0.0001 par value; 13,545,245 and 13,872,230 shares subject to possible redemption at redemption value at March 31, 2020 and December 31, 2019, respectively	135,452,450	138,722,300

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—

Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 829,755 and 502,770 shares issued and outstanding (excluding 13,545,245 and 13,872,230 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	83	50

Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding at March 31, 2020 and December 31, 2019	359	359

Additional paid-in capital	5,064,189	1,794,372
(Accumulated deficit) Retained earnings	(64,630)	3,205,222

Total shareholders’ equity	5,000,001	5,000,003

Total Liabilities and Shareholders’ Equity	$149,483,579	$148,776,423

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2020	2019
General and administrative costs	$4,127,299	$153,570

Loss from operations	(4,127,299)	(153,570)
Investment income on Trust Account	857,447	872,335

Net (loss) income	$(3,269,852)	$718,765

Weighted average shares outstanding of Class A ordinary shares	14,375,000	14,375,000

Basic and diluted net income per share, Class A	$0.06	$0.06

Weighted average shares outstanding of Class B ordinary shares	3,593,750	3,593,750

Basic and diluted net loss per share, Class B	$(1.15)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2020
	Ordinary Shares					Retained Earnings	Total
	Class A		Class B		Additional Paid-In	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2019	502,770	$50	3,593,750	$359	$1,794,372	$3,205,222	$5,000,003

Ordinary shares subject to possible redemption	326,985	33	—	—	3,269,817	—	3,269,850
Net loss	—	—	—	—	—	(3,269,852)	(3,269,852)

Balance - March 31, 2020 (unaudited)	829,755	$83	3,593,750	$359	$5,064,189	$(64,630)	$5,000,001

	For the three months ended March 31, 2019
	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2018	760,632	$76	3,593,750	$359	$4,372,966	$626,600	$5,000,001

Ordinary shares subject to possible redemption	(71,876)	(7)	—	—	(718,753)	—	(718,760)
Net income	—	—	—	—	—	718,765	718,765

Balance - March 31, 2019 (unaudited)	688,756	$69	3,593,750	$359	$3,654,213	$1,345,365	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(3,269,852)	$718,765
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income earned on investment held in Trust Account	(857,447)	(872,335)
Changes in operating assets and liabilities:
Prepaid expenses	(22,385)	(16,877)
Accounts payable	87,161	10,000
Accrued expenses	3,889,847	38,011

Net cash used in operating activities	(172,676)	(122,436)

Net change in cash	(172,676)	(122,436)

Cash - beginning of the period	874,326	1,198,306

Cash - end of the period	$701,650	$1,075,870

Supplemental disclosure of noncash activities:
Change in value of Class A ordinary shares subject to possible redemption	$(3,269,850)	$718,760

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

As of March 31, 2020, the Company had not commenced any operations. All activity for the period from June 29, 2018 (inception) through March 31, 2020 relates to the Company’s formation, the preparation for its initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and investments from the proceeds derived from the Initial Public Offering.

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

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NASDAQ Notification Letter

On January 2, 2020, the Company received a letter (the “Notification Letter”) from the staff of the Listing Qualifications Department of The Nasdaq Stock Market (“NASDAQ”) notifying the Company that it no longer complies with NASDAQ Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year ended December 31, 2019. NASDAQ has granted an exception of up to 180 calendar days from the fiscal year end, or until June 29, 2020, to regain compliance.

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

The Immatics Business Combination

On March 17, 2020, the Company entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Immatics B.V., a Netherlands private limited liability company (“TopCo”), Immatics Biotechnologies GmbH, a German limited liability company (“Immatics”), Immatics Merger Sub 1, a Cayman Islands exempted company (“ARYA Merger Sub”), and Immatics Merger Sub 2, a Cayman Islands exempted company (“IB Merger Sub”). The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and Immatics.

The Business Combination Agreement provides for, among other things, the following transactions on the closing date (collectively, the “Immatics Business Combination”):

•

The shareholders of Immatics that have agreed to participate in the transaction will exchange (the “Exchange”) their interests in Immatics for ordinary shares in the share capital of TopCo (the “TopCo Ordinary Shares”);

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•

Immediately after the Exchange, the legal form of TopCo shall be changed from a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) to a public limited liability company (naamloze vennootschap);

•

ARYA Merger Sub will merge with and into the Company (the “First Merger”), with the Company as the surviving company (the “First Surviving Company”) in the merger and, after giving effect to such merger, becoming a wholly owned subsidiary of TopCo;

•

In connection with the First Merger, each issued and outstanding ordinary share of the Company will be converted into one ordinary share of the First Surviving Company, and immediately thereafter, each resulting ordinary shares of the First Surviving Company will be automatically exchanged for one TopCo Ordinary Share;

•

Each outstanding warrant to purchase a Class A ordinary share of the Company will, by its terms, convert into a warrant to purchase one Topco Ordinary Share, on the same contractual terms, other than the warrants held by the Sponsor which shall be forfeited pursuant to the Sponsor Letter Agreement (as defined below); and

•

On the first business day following the closing date of the Immatics Business Combination, the First Surviving Company will merge with and into IB Merger Sub, with IB Merger Sub as the surviving company in the merger, and each issued and outstanding First Surviving Company share will be automatically converted into one ordinary share of IB Merger Sub.

Business Combination Consideration

In accordance with the terms and subject to the conditions of the Business Combination Agreement, the consideration to be received by the shareholders of Immatics in connection with the transaction contemplated under the Business Combination Agreement shall be an aggregate number of TopCo Ordinary Shares equal to (a) $350,000,000 (subject to downward adjustments for certain changes in control costs as set forth in the Business Combination Agreement and assuming that all shareholders of Immatics have agreed to participate in the transaction), divided by (b) $10.00. In addition, the holders of Immatics stock appreciation rights may also be entitled to receive a portion of the transaction consideration otherwise payable to Immatics shareholders pursuant to the preceding sentence.

Each shareholder of the Company will receive one TopCo Ordinary Share per ordinary share of the Company, as set forth above. Cash held in the Trust Account net of redemptions and the proceeds of the PIPE Investment (as defined below), less the transaction costs of the Immatics Business Combination, will be received by TopCo and used for general corporate purposes after the Immatics Business Combination.

Sponsor Letter Agreement

Concurrent with the execution of the Business Combination Agreement, the Sponsor, the Company, TopCo and the independent directors of the Company entered into a Sponsor Letter Agreement (the “Sponsor Letter Agreement”), pursuant to which (a) each of the Sponsor and the independent directors of the Company agreed to vote in favor of the Business Combination Agreement and the transactions contemplated hereby, (b) the Sponsor agreed to forfeit the Private Placement Warrants and (c) the Sponsor and the independent directors of the Company have agreed to waive any adjustment to the conversion ratio set forth in the Company’s amended and restated memorandum and articles of association or any other anti-dilution or similar protection with respect to the Class B ordinary shares held by them.

PIPE Investment

Concurrently with the execution of the Business Combination Agreement, the Company and TopCo entered into Subscription Agreements with certain investors (collectively, the “Private Placement Investors”) pursuant to which, among other things, such investors agreed to subscribe for and purchase and TopCo agreed to issue and sell to such investors, 10,415,000 TopCo Ordinary Shares (the “Private Placement Shares”), for an aggregate of $104,150,000 (the “PIPE Investment”) in proceeds. The closing of the PIPE Investment is contingent upon, among other things, the substantially concurrent consummation of the Immatics Business Combination and related transactions.

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the PIPE Investment, TopCo will grant the Private Placement Investors certain customary registration rights. The Private Placement Shares have not been registered under the Securities Act, in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D or Regulation S promulgated thereunder without any form of general solicitation or general advertising.

The consummation of the transactions contemplated by the Business Combination Agreement is subject to customary conditions of the respective parties, and conditions customary to special purpose acquisition companies, including the approval of the Company’s shareholders.

Going Concern Consideration

At March 31, 2020, the Company has approximately $702,000 in its operating bank account, and working capital deficit of approximately $3.6 million.

Our liquidity needs were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor, approximately $148,000 in note payable to related parties, and the net proceeds of the Private Placement not held in the Trust Account for working capital needs. We repaid the note to the Sponsor in October 2018.

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the working capital deficit, the mandatory liquidation and subsequent dissolution if the Company is unable to consummate a business combination raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 10, 2020.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the annual report on Form 10-K/A and Form 10-K and filed by the Company with the SEC on April 17, 2020 and March 6, 2020, respectively.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

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

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of marketable securities held in Trust Account are determined using available market information.

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

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2020 and December 31, 2019, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Class A Ordinary Shares subject to possible redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, 13,545,245 and 13,872,230 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, respectively.

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

The Company’s unaudited condensed statements of operation include a presentation of income per share for Class A ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, of approximately $857,000 by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss, less income attributable to Public Shares, by the weighted average number of Class B ordinary shares outstanding for the periods.

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

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020 and December 31, 2019. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts were accrued for interest and penalties for the three months ended March 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. state or foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, deferred tax assets and income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, there were no outstanding Working Capital Loans under this arrangement.

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering in October 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company recognized $30,000 in expenses in connection with the aforementioned arrangements with the related parties on the unaudited condensed statements of operations for each of the three months ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, the Company owed $30,000 and $0 to the Sponsor in connection with such services, respectively, as recorded in accounts payable in the accompanying unaudited condensed Balance Sheets.

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

Note 6 — Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. As of March 31, 2020 and December 31, 2019, there were 14,375,000 Class A ordinary shares issued or outstanding, including 13,545,245 and 13,872,230 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to vote, except as required by law. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2020 and December 31, 2019, there were 3,593,750 Class B ordinary shares outstanding.

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

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2020 and December 31, 2019, there were no preference shares issued or outstanding.

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

ARYA SCIENCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$148,698,960	—	—

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$147,841,513	—	—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy for the three months ended March 31, 2020 and 2019. Level 1 instruments include investments U.S. Treasury securities with an original maturity of 180 days or less.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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

NASDAQ Notification Letter

On January 2, 2020, we received the Notification Letter from the staff of the Listing Qualifications Department of The Nasdaq Stock Market notifying us that we no longer comply with NASDAQ Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of shareholders within twelve months of the end of our fiscal year ended December 31, 2019. NASDAQ has granted an exception of up to 180 calendar days from the fiscal year end, or until June 29, 2020, to regain compliance.

The Notification Letter does not impact our listing on NASDAQ at this time, and our Class A ordinary shares, units and warrants have continued to trade on NASDAQ under the symbols “ARYA,” “ARYAU” and “ARYAW,” respectively.

We do not expect that the Notification Letter will affect our ability to consummate an initial Business Combination. We intend to file and mail to its shareholders a definitive proxy statement and to hold an annual meeting prior to June 29, 2020 to regain compliance with the NASDAQ listing rules.

The Immatics Business Combination

On March 17, 2020, we entered into the Business Combination Agreement. The Immatics Business Combination is expected to close in the second quarter of 2020.

Results of Operations

All activity up to March 31, 2020 was in preparation for our formation, the Initial Public Offering and, since the closing of our Initial Public Offering, a search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our Business Combination.

For the three months ended March 31, 2020, we had net loss of approximately $3.3 million, which consisted of approximately $857,000 in investment income, offset by approximately $4.1 million in general and administrative costs, including approximately $3.7 million of merger expenses.

For the three months ended March 31, 2019, we had net income of approximately $719,000, which consisted of approximately $872,000 in investment income, offset by approximately $153,000 in general and administrative costs.

Going Concern Consideration

At March 31, 2020, we had approximately $702,000 in our operating bank account, and working capital deficit of approximately $3.6 million.

Our liquidity needs were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, approximately $148,000 in note payable to related parties, and the net proceeds of the Private Placement not held in the Trust Account for working capital needs. We repaid the note back to the Sponsor in October 2018.

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the working capital deficit, the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 10, 2020.

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

Related Party Loans

On July 5, 2018, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2019 or the completion of the Initial Public Offering. Our Sponsor paid an aggregate of approximately $148,000 to cover for expenses on our behalf under the Note. On October 10, 2018, we repaid the Note in full and advanced an additional $1,524 to the Sponsor. The Sponsor repaid this advance back to us on October 12, 2018.

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering in October 2018 through the earlier of our consummation of a Business Combination and our liquidation, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We recognized $30,000 in expenses in connection with the aforementioned arrangements with the related parties on the condensed statements of operations for each of the three months ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, we owed $30,000 and $0 to our Sponsor in connection with such services, respectively, as recorded in accounts payable in the accompanying unaudited condensed balance sheets.

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

Critical Accounting Policy

Marketable Securities Held in Trust Account

Our portfolio of investments held in Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in Trust Account in our condensed statements of operations. The fair value for trading securities is determined using quoted market prices in active markets.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, 13,545,245 and 13,872,230 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

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

Our condensed statements of operation include a presentation of income per share for Class A ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Public Shares, by the weighted average number of Class B ordinary shares outstanding for the periods.

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

As of March 31, 2020 and December 31, 2019, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report for the fiscal year ended December 31, 2019, except for the risk factor updated below:

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be adversely affected in a material way.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Use of Proceeds

In connection with the Initial Public Offering, we incurred offering costs of approximately $9.2 million (including underwriting commissions of approximately $4.0 million and deferred underwriting commissions of approximately $4.7 million). Other incurred offering costs consisted principally preparation fees related to the Initial Public Offering. The Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the earlier of December 31, 2019 or the completion of the Initial Public Offering. On October 10, 2018, we repaid the Note in full and advanced an additional $1,524 to the Sponsor. The Sponsor repaid this advance back to us on October 12, 2018.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of May, 2020.

ARYA SCIENCES ACQUISITION CORP.

By:	/s/ Adam Stone
Name:	Adam Stone
Title:	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael Altman
Name:	Michael Altman
Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)